Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1996-11-13
CIK 921401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________________ to _____________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statement of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                     10


SIGNATURES                                                                                                        11

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,984       $        1,926
              Nonoperating interests income receivable                                         93,159               68,690
                                                                                       --------------       --------------
                   Total Current Assets                                                        95,143               70,616
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,405,204            3,371,142
         Less-Accumulated amortization                                                     (1,783,620)          (1,442,346)
                                                                                       --------------       --------------
                                                                                            1,621,584            1,928,796
                                                                                       --------------       --------------
                                                                                       $    1,716,727       $    1,999,412
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      110,757       $      125,348
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,605,970            1,874,064
                                                                                       --------------       --------------
                                                                                       $    1,716,727       $    1,999,412
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995              1996             1995
                                              ---------------   ---------------  ---------------   --------------
REVENUES:
   Income from non operating interests        $       101,392   $        58,527  $       284,439   $       171,885
   Interest income                                         24                27               58                59
                                              ---------------   ---------------  ---------------   ---------------
                                                      101,416            58,554          284,497           171,944
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       223,491            80,883          341,274           251,080
   General and administrative                          12,348            20,805           39,436            44,329
                                              ---------------   ---------------  ---------------   ---------------
                                                      235,839           101,688          380,710           295,409
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (134,423)  $       (43,134) $       (96,213)  $      (123,465)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.04)  $          (.01) $          (.03)  $          (.04)
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                ---------------------------------------
                                                                                     1996                     1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (96,213)         $      (123,465)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     341,274                  251,080
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                   (24,469)                  56,086
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (14,591)                  97,988
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     206,001                  281,689
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil
       and gas properties                                                              (61,449)                 (49,526)
    Proceeds from sales of nonoperating interests in oil
       and gas properties                                                               27,387                    2,861
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                     (34,062)                 (46,665)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (171,881)                (234,964)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        58                       60
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,926                    1,822
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,984          $         1,882
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        2,994          $         1,090
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

      Use of Estimates --

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

      Nonoperating Interests in Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of nonoperating interests in oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of nonoperating interests in oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves attributable to the Partnership's nonoperating interests at the beginning of the period.

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1993-D, Ltd. (Operating Partnership), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended all of the Interest Holders' commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 73 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $23,351 or 19 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 74 percent or $1.08/MCF and in oil prices of 42 percent or $6.07/BBL had a significant impact on partnership performance. Also, current quarter oil and gas production decreased 38 percent and 15 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 4 percent or $2,204.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 and 1995 for $165,738 and $20,926, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 65 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $36,430 or 10 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 65 percent or $.88/MCF and in oil prices of 26 percent or $3.93/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 32 percent and 15 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 6 percent or $10,339.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 and 1995 for $165,738 and $65,205, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1993-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer