Form 10-Q
period 1997-03-31
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1997-05-14
CIK 921401

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,020       $        1,015
              Nonoperating interests income receivable                                         35,887                8,920
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        36,907                9,935
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,447,552            3,430,963
         Less-Accumulated amortization                                                     (1,914,236)          (1,847,168)
                                                                                       ---------------     ----------------
                                                                                            1,533,316            1,583,795
                                                                                       ---------------     ----------------
                                                                                       $    1,570,223       $    1,593,730
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,750                8,615
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,565,473            1,585,115
                                                                                       ---------------     ----------------
                                                                                       $    1,570,223       $    1,593,730
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1997                1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $       137,093   $        95,830
             Interest income                                                                   4                 9
                                                                                 ---------------   ---------------
                                                                                         137,097            95,839
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 67,068            66,112
             General and administrative                                                   15,754            13,409
                                                                                 ---------------   ---------------
                                                                                          82,822            79,521
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        54,275   $        16,318
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .02
                                              ===============
         March 31, 1996                       $            --
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                       1997                    1996
                                                                                ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         54,275        $        16,318
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        67,068                 66,112
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (26,967)               (21,507)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                 (3,714)
                                                                                ----------------         --------------
                 Net cash provided by (used in) operating activities                      94,376                 57,209
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (16,589)                (7,744)
        (Increase) decrease in payable related to excess costs                            (3,865)                    --
                                                                                ----------------         --------------
               Net cash provided by (used in) investing activities                       (20,454)                (7,744)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (73,917)               (49,456)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                      9
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,015                  1,926
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,020        $         1,935
                                                                                ================         ==============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $            416        $         1,216
                                                                                ================         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Pension Partners 1993-D, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 31, 1993, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1993-D, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

     Income from nonoperating interests increased 43 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $47,649 or 32 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 41 percent or $.86/MCF and in oil prices of 17 percent or $2.91/BBL had a significant impact on partnership performance. Also, first quarter gas production increased 10 percent further contributing to the increased revenues. Current quarter oil production declined 19 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

     Associated amortization expense increased a slight 1 percent or $956.

     The Partnership recorded an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $68,998. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1993-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:     May 5, 1997               By:        /s/ John R. Alden
          -----------                          --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1997               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer