Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1997-08-13
CIK 921401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           8

PART II.    OTHER INFORMATION                                                                     10


SIGNATURES                                                                                        11

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,032       $        1,015
              Nonoperating interests income receivable                                         69,548                8,920
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        70,580                9,935
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,475,484            3,430,963
         Less-Accumulated amortization                                                     (1,972,636)          (1,847,168)
                                                                                       ---------------     ----------------
                                                                                            1,502,848            1,583,795
                                                                                       ---------------     ----------------
                                                                                       $    1,573,428       $    1,593,730
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $       84,394                8,615
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,489,034            1,585,115
                                                                                       ---------------     ----------------
                                                                                       $    1,573,428       $    1,593,730
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        75,977   $        87,218  $       213,071   $       183,048
   Interest income                                         13                25               17                34
                                              ---------------   ---------------  ---------------   ---------------
                                                       75,990            87,243          213,088           183,082
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        58,400            51,671          125,468           117,783
   General and administrative                          12,652            13,680           28,407            27,089
                                              ---------------   ---------------  ---------------   ---------------
                                                       71,052            65,351          153,875           144,872
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         4,938   $        21,892  $        59,213   $        38,210
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $           .02   $           .01
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       59,213          $        38,210
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     125,468                  117,783
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (60,628)                  (9,115)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (29,055)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              124,053                  117,823
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (44,521)                 (36,828)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   27,480
    Increase (decrease) in payable related to excess costs                              75,779                       --
                                                                               ---------------          ---------------
     Net cash provided by (used in) investing activities                                31,258                   (9,348)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (155,294)                (108,441)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        17                       34
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,015                    1,926
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,032          $         1,960
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          610          $         2,188
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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 13 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $12,623 or 10 percent in the current quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 19 percent or $.41/MCF and in oil prices of 13 percent or $2.55/BBL had a significant impact on partnership performance. Current quarter gas production increased 26 percent when compared to second quarter 1996 production volumes, partially offsetting the decreased revenues.

      Associated amortization expense increased 13 percent or $6,729.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 16 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales increased $35,027 or 13 percent in the first six months of 1997 over the corresponding period in 1996. An increase of 17 percent in gas production was a major contributing factor to the decreased revenues for the period. Increased gas prices of 13 percent or $.28/MCF further contributed to the increased revenues.

      Associated amortization expense decreased 7 percent or $7,685.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1993-D, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer