Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1997-11-13
CIK 921401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statement of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,046       $        1,015
              Nonoperating interests income receivable                                          4,699                8,920
                                                                                       ---------------     ----------------
                   Total Current Assets                                                         5,745                9,935
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,489,134            3,430,963
         Less-Accumulated amortization                                                     (2,038,450)          (1,847,168)
                                                                                       ---------------     ----------------
                                                                                            1,450,684            1,583,795
                                                                                       ---------------     ----------------
                                                                                       $    1,456,429       $    1,593,730
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,124       $        8,615
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,452,305            1,585,115
                                                                                       ---------------     ----------------
                                                                                       $    1,456,429       $    1,593,730
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from non operating interests        $        97,026   $       101,392  $       310,097   $       284,439
   Interest income                                         14                24               31                58
                                              ---------------   ---------------  ---------------   ---------------
                                                       97,040           101,416          310,128           284,497
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        65,814           223,491          191,282           341,274
   General and administrative                          13,416            12,348           41,823            39,436
                                              ---------------   ---------------  ---------------   ---------------
                                                       79,230           235,839          233,105           380,710
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        17,810   $      (134,423) $        77,023   $       (96,213)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $          (.04) $           .02   $          (.03)
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       77,023          $       (96,213)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     191,282                  341,274
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  4,221                  (24,469)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (14,591)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     272,526                  206,001
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (58,171)                 (61,449)
    Proceeds from sales of nonoperating interests in oil
       and gas properties                                                                   --                   27,387
    Increase (decrease) in payable related to excess costs                              (4,491)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (62,662)                 (34,062)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (209,833)                (171,881)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        31                       58
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,015                    1,926
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,046          $         1,984
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        1,186          $         2,994
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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 4 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $1,550 or a slight 1 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 19 percent or $.49/MCF in gas prices and 18 percent or $3.65/BBL in oil prices had a significant impact on partnership performance. Current quarter gas and oil production increased 18 percent and 22 percent, respectively, when compared to third quarter 1996 production, partially offsetting the effect of the decreased prices.

      Associated amortization expense increased 14 percent or $8,061.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 for $165,738 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased 9 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales increased $33,477 or 8 percent in the first nine months of 1997 over the corresponding period in 1996. An increase of 17 percent in gas production was a major contributing factor to the increased revenues for the period. Decreased oil production of 5 percent partially offset the gas production increases.

      Associated amortization expense increased 9 percent or $15,746.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 for $165,738 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1993-D, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer