Form 10-K405
period 1997-12-31
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1998-03-25
CIK 921401

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________


                         Commission File number 0-25990


                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                       76-0415732
(State of Organization)                 (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


                 Securities registered pursuant to Section 12(b)
                                   of the Act:
                                      None

                 Securities registered pursuant to Section 12(g)
                                   of the Act:
                       3,280,356 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X    No
                                        ---

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

                       Documents Incorporated by Reference

Document                                        Incorporated as to

    Registration Statement No. 33-37983           Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.

ITEM NO.                    PART I                                     PAGE
                                                                       -----
   1       Business                                                    I-1
   2       Properties                                                  I-5
   3       Legal Proceedings                                           I-7
   4       Submission of Matters to a Vote of
             Security Holders                                          I-7


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 38% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


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

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Second Bayou Field is located in Cameron Parish, Louisiana (Corexcal acquisition). This field produced primarily gas and condensate from Miocene pay horizons and accounts for 30% of the value.

         2. The Estes Cove Field is located in Aransas County, Texas (Genesis acquisition). This field produces gas and oil from multiple Frio Sand pay intervals and accounts for 17% of Partnership value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                             Net Production
                                  ------------------------------------
                                           For the Years Ended
                                              December 31,
                                  ------------------------------------
                                    1997         1996          1995
                                  ------        -------        -------
Net Volumes (Equivalent MCFs)     230,720       227,417        275,866

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                 $1.80         $1.80          $0.85

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -----------------------------------------------------------------------------
                                            1997                          1996                       1995
                                    ---------------------       ---------------------       ---------------------
                                                 Natural                     Natural                      Natural
                                      Oil          Gas            Oil          Gas            Oil           Gas
                                    -------      --------       -------      --------       -------      --------
                                     (BBLS)       (MMCF)         (BBLS)       (MMCF)         (BBLS)       (MMCF)
Proved developed
   reserves at end of year           46,065           673        57,504           866        79,678           842
                                    -------         -----       -------         -----       -------         -----
Proved reserves
   Balance at beginning
     of year                        103,873         1,212       131,560         1,398       176,566         1,757

   Extensions, discoveries
     and other additions                 --            --            --            --            --            --

   Revisions of previous
     estimates                        3,694           (71)      (13,089)          (20)      (27,462)         (189)

   Sales of minerals in
     place                           (2,711)           (5)       (2,684)          (11)           --            --

   Production                       (11,046)         (164)      (11,914)         (155)      (17,544)         (170)
                                    -------         -----       -------         -----       -------         -----

   Balance at end of year             93,810          972       103,873         1,212       131,560         1,398
                                    -------         -----       -------         -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                         Natural                  Wells
                                                         Oil              Gas            -----------------------
Acquisition                State(s)                     (BBLS)           (MMCF)          Gross             Net
-----------                ---------                    ------           -------         ------          -------
Genesis                    TX                           33,763               206            15             0.841
Corexcal                   LA                            5,313               423            28             0.199
Cox Exploration            TX                            5,039               264            52             0.345
L L & E                    AL, MS                       39,136                69            19             0.236
Camterra                   MS                           10,559                10            19             0.335
                                                       -------             -----          ----             -----
                                                        93,810               972           133             1.956
                                                       -------             -----          ----             -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 313 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $197,600 and $225,500, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1997, 1996, 1995, 1994 and the period from inception (December 31, 1993) through December 31, 1993, should be read in conjunction with the financial statements included in Item 8:

                                    1997                1996                1995             1994               1993
                                 -----------        ------------        ------------      ------------     ------------
       Revenues               $      424,108     $       419,068    $       248,389     $     641,819     $          --
       Income (Loss)          $      111,676     $       (52,395)   $      (135,188)    $    (612,213)    $          --
       Total Assets           $    1,434,890     $     1,593,730    $     1,999,412     $   2,304,226     $   6,560,712
       Cash Distributions     $      269,615     $       236,554    $       288,092     $     370,799     $          --
       Long Term Obligation   $           --     $            --    $            --     $          --     $          --
       Interest Holders' Net
        Income (Loss)Per SDI  $          .02     $          (.01)   $          (.04)    $        (.31)    $          --
       Interest Holder's
        Cash Distribution
        Per SDI               $          .07     $           .06    $           .08     $         .09     $          --



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $310,684, $295,464 and $345,348 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $71,376, $86,904 and $59,927, respectively. Cash distributions to partners totaled $269,615, $236,554 and $288,092 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased a slight 1 percent in 1997 over 1996. Oil and gas sales remained virtually unchanged in 1997 vs. 1996. Production volumes increased 2 percent due to a 6 percent gas production increase. 1997 gas prices increased 3 percent or $.06/MCF. A decline in the 1997 oil prices of 9 percent or $1.72/BBL partially offset the increase in revenues from gas production and price increases. Also, oil production decreased 7 percent.

         Total amortization expense for 1997 decreased 39 percent or $159,028 when compared to 1996. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense increased 3 percent or $6,710 in 1997 when compared to 1996, relating to the 2 percent increase in production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


         The partnership recorded an additional provision in amortization in 1996 of $165,738, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         Income from nonoperating interests increased 69 percent in 1996 over 1995. Oil and gas sales increased 17 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 67 percent or $.97/MCF and an increase in oil prices of 29 percent or $4.37/BBL. Production volumes decreased 18 percent due to a 32 percent oil production decrease and a 9 percent gas production decline. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Total amortization expense for 1996 increased 27 percent or $85,852 when compared to 1995. The normal amortization expense decreased 6 percent or $14,681 in 1996 when compared to 1995, relating to the 18 percent decrease in production volumes. The additional provision in 1996 was $165,738, while in 1995 it was $65,205.

         During 1998, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name               Age          Swift and Other Companies
         ----               ---          -------------------------
                                    DIRECTORS

A. Earl Swift               64      Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift             69      Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans             66      Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen             73      Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery         62      Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.         49      Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow           70      Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift              42      President, Chief Operating Officer

John R. Alden               52      Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent            50      Senior Vice President - Funds Management

James M. Kitterman          53      Senior Vice President - Operations

Joe A. D'Amico              49      Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.      40      Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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


                                      III-2

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                 IV-3

               Balance Sheets as of December 31, 1997 and 1996          IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Pension Partners 1993-D, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1993-D, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1993-D, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP


Houston, Texas
February 10, 1998

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                            1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,069       $        1,015
              Nonoperating interests income receivable                                         54,804                8,920
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        55,873                9,935
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,471,978            3,430,963
         Less-Accumulated amortization                                                     (2,092,961)          (1,847,168)
                                                                                       ---------------     ----------------
                                                                                            1,379,017            1,583,795
                                                                                       ---------------     ----------------
                                                                                       $    1,434,890       $    1,593,730
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        7,714       $        8,615
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,280,356 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,388,364            1,552,674
         General Partners' Capital                                                             38,812               32,441
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,427,176            1,585,115
                                                                                       ---------------     ----------------
                                                                                       $    1,434,890       $    1,593,730
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                      1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       424,054  $       418,970   $       248,285
   Interest income                                                           54               98               104
                                                                ---------------  ---------------   ---------------
                                                                        424,108          419,068           248,389
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                               245,793          239,083           253,764
         Additional provision                                                --          165,738            65,205
   General and administrative                                            66,639           66,642            64,608
                                                                ---------------  ---------------   ---------------
                                                                        312,432          471,463           383,577
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       111,676  $       (52,395)  $      (135,188)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Interest         General          Combining
                                                  Holders          Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     1,960,319   $        13,177  $       323,848     $    2,297,344

Income (Loss)                                        (126,631)           26,567          (35,124)          (135,188)

Cash Distributions                                   (268,100)          (19,992)              --           (288,092)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               1,565,588            19,752          288,724          1,874,064
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         (46,965)           51,643          (57,073)           (52,395)

Cash Distributions                                   (197,600)          (38,954)              --           (236,554)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               1,321,023            32,441          231,651          1,585,115
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          56,279            50,486            4,911            111,676

Cash Distributions                                   (225,500)          (44,115)              --           (269,615)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     1,151,802   $        38,812  $       236,562     $    1,427,176
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1995                                    $          (.04)
                                              ================
      1996                                    $          (.01)
                                              ================
      1997                                    $           .02
                                              ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       111,676   $       (52,395) $      (135,188)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       245,793           404,821          318,969
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (45,884)           59,771           43,101
        Increase (decrease) in accounts payable                                             (901)         (116,733)         118,466
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    310,684           295,464          345,348
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (71,376)          (86,904)         (59,927)
    Proceeds from sales of nonoperating interests in oil and gas properties               30,361            27,083            2,775
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    (41,015)          (59,821)         (57,152)
                                                                                 ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (269,615)         (236,554)        (288,092)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          54              (911)             104
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,015             1,926            1,822
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         1,069   $         1,015  $         1,926
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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 31, 1993, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1993-D, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $71,376, $86,904 and $59,927, respectively.

         During 1996 and 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $165,738, and $65,205, respectively. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1996 and 1995, resulting in a valuation allowance of $99,664 and $23,354, respectively. This amount is included in the income (loss) attributable to the Interest Holders shown in the statement of partners'capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1997, 1996 and 1995, the Partnership paid Swift $49,205, $49,205 and $49,904, respectively, as a general and administrative overhead allowance.

         During 1997, 1996 and 1995, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $4,824 in 1997, $4,491 in 1996 and $2,345 in 1995 and are included in general and administrative expenses.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $306,834, $294,035 and $142,501, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1993-D, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1993-D, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY PENSION PARTNERS 1993-D, LTD


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director