Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1998-08-14
CIK 921401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                8

PART II.    OTHER INFORMATION                                                          10


SIGNATURES                                                                             11

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,088       $        1,069
              Nonoperating interests income receivable                                         33,082               54,804
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         34,170               55,873
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,550,880            3,471,978
         Less-Accumulated amortization                                                     (2,318,259)          (2,092,961)
                                                                                       ---------------     ----------------
                                                                                            1,232,621            1,379,017
                                                                                       ---------------     ----------------
                                                                                       $    1,266,791       $    1,434,890
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      121,732       $        7,714
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,280,356 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,117,299            1,388,364
         General Partners' Capital                                                             27,760               38,812
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,145,059            1,427,176
                                                                                       ---------------     ----------------
                                                                                       $    1,266,791       $    1,434,890
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        39,289   $        75,977  $        89,155   $       213,071
   Interest income                                         14                13               19                17
                                              ---------------   ---------------  ---------------   ---------------
                                                       39,303            75,990           89,174           213,088
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       175,793            58,400          225,298           125,468
   General and administrative                          13,666            12,652           26,360            28,407
                                              ---------------   ---------------  ---------------   ---------------
                                                      189,459            71,052          251,658           153,875
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (150,156)  $         4,938  $      (162,484)  $        59,213
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.05)  $            --  $          (.05)  $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (162,484)         $        59,213
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     225,298                  125,468
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 21,722                  (60,628)
        Increase (decrease) in accounts payable                                        114,018                   75,779
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              198,554                  199,832
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (78,902)                 (44,521)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (119,633)                (155,294)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        19                       17
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,069                    1,015
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,088          $         1,032
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          992          $           610
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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $198,554 and $199,832 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $119,633 and $155,294 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 48 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $31,120 or 28 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 22 percent and oil production declined 18 percent. The decrease in production volumes had a significant impact on partnership performance. Also, current quarter oil prices declined 40 percent or $6.68/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 11 percent or $.19/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Total amortization expense for the second quarter of 1998 increased 201 percent or $117,393 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 15 percent or $8,981 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 of $126,374 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 58 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $148,698 or 48 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 24 percent or $.58/MCF and in oil prices of 43 percent or $8.00/BBL, had a significant impact on partnership performance. Also, current period gas and oil production declined 29 percent and 19 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. Production declines are due to unanticipated depletion of a producing zone in a South Louisiana well (Corexcal Acquisition).

      Total amortization expense for the first six months of 1998 increased 80 percent or $99,830 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 21 percent or $26,544 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 of $126,374 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1993-D, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer