Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1993-D LTD
filed 1999-05-11
CIK 921401

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,132       $        1,127
              Nonoperating interests income receivable                                         31,151               26,038
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         32,283               27,165
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,511,426            3,558,723
         Less-Accumulated amortization                                                     (2,607,157)          (2,577,600)
                                                                                       ---------------      ---------------
                                                                                              904,269              981,123
                                                                                       ---------------      ---------------
                                                                                       $      936,552       $    1,008,288
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      117,675       $      164,956
                                                                                       ---------------      ---------------

         Interest Holders' Capital (3,280,356 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             791,835              818,990
         General Partners' Capital                                                             27,042               24,342
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     818,877              843,332
                                                                                       ---------------      ---------------
                                                                                       $      936,552       $    1,008,288
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1999                1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        34,889   $        49,865
             Interest income                                                                   5                 5
                                                                                 ---------------   ---------------
                                                                                          34,894            49,870
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 29,557            49,505
             General and administrative                                                   17,492            12,693
                                                                                 ---------------   ---------------
                                                                                          47,049            62,198
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (12,155)  $       (12,328)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $            --
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                       1999                    1998
                                                                                ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (12,155)       $       (12,328)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        29,557                 49,505
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (5,113)                42,478
        Increase (decrease) in accounts payable                                          (47,281)                (3,654)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                     (34,992)                76,001
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (7,564)                (9,275)
        Proceeds from sale of nonoperating interests in oil and gas properties            54,861                    454
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        47,297                 (8,821)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (12,300)               (67,175)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                      5
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,127                  1,069
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,132        $         1,074
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(34,992) and $76,001 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $54,861 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $12,300 and $67,175 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 30 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $17,575 or 22 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, due to normal production decline from the partnership's wells and the sale of certain oil properties during the current quarter. Current quarter gas and oil production declined 17 percent and 32 percent, respectively, when compared to first quarter 1998 production volumes. The sale of the West Chaparral field in Mississippi in February 1999, had an impact on oil production for the quarter. Gas prices remained flat at an average $1.74/MCF while oil prices declined 8 percent or $.86/BBL to an average $10.46/BBL for the quarter.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 19 percent, relating to the current quarter property sales.

      Total amortization expense decreased 40 percent or $19,948 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999               By:        /s/ John R. Alden
          -----------                          --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1999               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer